Form 10-K
period 2007-12-31
PRINCIPAL LIFE INCOME FUNDINGS TRUST 1
filed 2008-03-31
CIK 1285922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The 3.20% Secured Medium-Term Notes due 2009 are listed for trading on the New York Stock Exchange. As of December 31, 2007, there were less than 300 registered holders of the Notes.
Item 9B. Other Information.
The Report of Management on Compliance of Principal Life (the depositor) contained in the Report of Independent Registered Public Accounting Firm on Compliance attached as Exhibit 99.3 to this Form 10-K notes a material instance of non-compliance with the Specified Standards (as defined in the Exhibit). In some instances, certain Current Reports on Form 8-K filed by Principal Life Insurance Company (“Principal Life”) on behalf of the Principal Life Income Fundings Trust 1 (the “Trust”) were filed late with Securities and Exchange Commission (the “SEC”) and, in some instances, certain Current Reports on Form 8-K included errors regarding the compensation paid to Citibank, N.A., as indenture trustee. The incorrect Current Reports on Form 8-K have been subsequently amended and refiled with the SEC. In addition, indenture trustee reports were not provided timely to the holders of record.
The Annual Statement of Compliance by Citibank, N.A., attached as Exhibit 99.2, notes that in some instances, amounts due to investors were not allocated and remitted in accordance with the timeframes, distribution priority and other terms set forth in the transaction agreements and, in some instances, distributions were not posted to the investor records within two business days.
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13 Certain Relationships and Related Transactions, and Director Independence.
None.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Exhibits. A list of the exhibits filed or incorporated by reference is as follows:

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated March 29, 2004.*
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated March 29, 2004.*
Exhibit 4.2	Notes issued by the Trust dated March 29, 2004.*
Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-110499 and 333-110499-01, filed on November 14, 2003.
Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated March 29, 2004.*
Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated March 29, 2004.*
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust — Incorporated herein by reference to Exhibit 99.1 to the Current Reports on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 1 on February 27, 2008.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance
*Incorporated by reference to exhibit filed with Principal Life Income Fundings Trust 1’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 333-110499-02).
The assets of the Trust consist of a funding agreement issued by Principal Life and a guarantee issued by Principal Financial Group, Inc. (“PFG”), which fully and unconditionally guarantees the payment obligations of Principal Life under the funding agreement. PFG is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the SEC. You can read and copy any reports or other information PFG files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of PFG’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. PFG’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL LIFE INSURANCE COMPANY (Depositor)
Date: March 27, 2008	By:	/s/ Terrance J. Lillis
		Name:	Terrance J. Lillis
		Title:	Chief Financial Officer-- Retirement and Investor Services

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated March 29, 2004.*
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated March 29, 2004.*
Exhibit 4.2	Notes issued by the Trust dated March 29, 2004.*
Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-110499 and 333-110499-01, filed on November 14, 2003.
Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated March 29, 2004.*
Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated March 29, 2004.*
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust — Incorporated herein by reference to Exhibit 99.1 to the Current Reports on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 1 on February 27, 2008.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance
*Incorporated by reference to exhibit filed with Principal Life Income Fundings Trust 1’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 333-110499-02).

5