Form 10-K
period 2008-12-31
PRINCIPAL LIFE INCOME FUNDINGS TRUST 1
filed 2009-03-31
CIK 1285922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-110499-02
Principal Life Income Fundings Trust 1
(by Principal Life Insurance Company as sponsor and depositor)
(Exact name of registrant as specified in its charter)
Principal Life Insurance Company
(Exact name of the depositor as specified in its charter)
Principal Life Insurance Company
(Exact name of sponsor as specified in its charter)

Iowa	42-0127290
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
The 3.20% Secured Medium-Term Notes due 2009 are listed for trading on the New York Stock Exchange. As of December 31, 2008, there were less than 300 registered holders of the Notes.
Item 9B. Other Information.
The Report of Management on Compliance of Principal Life (the depositor) contained in the Report of Independent Registered Public Accounting Firm on Compliance attached as Exhibit 99.3 to this Form 10-K notes a material instance of non-compliance with the Specified Standards (as defined in the Exhibit). In some instances, certain Current Reports on Form 8-K included errors regarding the principal amount of the notes on the payment date.
PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13 Certain Relationships and Related Transactions, and Director Independence.
None.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Exhibits. A list of the exhibits filed or incorporated by reference is as follows:

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated March 29, 2004.*

Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated March 29, 2004.*

Exhibit 4.2	Notes issued by the Trust dated March 29, 2004.*

Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-110499 and 333-110499-01, filed on November 14, 2003.

Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated March 29, 2004.*

Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated March 29, 2004.*

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Indenture Trustee Reports of the Trust — Incorporated herein by reference to Exhibit 99.1 to the Current Reports on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 1 on February 28, 2009.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance

*	Incorporated by reference to exhibit filed with Principal Life Income Fundings Trust 1’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 333-110499-02).
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

PRINCIPAL LIFE INSURANCE COMPANY (Depositor)
Date: March 27, 2009	By:	/s/ Dwight N. Soethout
		Name:	Dwight N. Soethout
		Title:	Vice President — Principal Life Insurance Company

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated March 29, 2004.*

Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated March 29, 2004.*

Exhibit 4.2	Notes issued by the Trust dated March 29, 2004.*

Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-110499 and 333-110499-01, filed on November 14, 2003.

Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated March 29, 2004.*

Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated March 29, 2004.*

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Indenture Trustee Reports of the Trust — Incorporated herein by reference to Exhibit 99.1 to the Current Reports on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 1 on February 28, 2009.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance

*	Incorporated by reference to exhibit filed with Principal Life Income Fundings Trust 1’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 333-110499-02).